Form 10-K
period 2002-12-31
CHASE MANHATTAN BANK CHASE CREDIT CARD OWNER TRUST 2001 2
filed 2003-03-31
CIK 1142150

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-84400

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
YES    X                            NO
    -------                            -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.    X
                                                                -------

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

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $33,491,199.00. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $460,023,864.00, or 1.40% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $349,794,290.00, or 1.07% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $662,677,561.00, or 2.02% of all Receivables, were delinquent 90 days or more.

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

         As of December 31, 2002, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                                   No. of Holders
         -----                                   --------------
           A                                           41
           B                                            3
           C                                            4

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

Chase Credit Card Owner Trust          Name & Address of Participant                   Original Certificate     % Class
Series 2001-2                                                                             Principal Balance
Class A                                Boston Safe Deposit and Trust Company                    $97,500,000      19.50%
                                       525 William Penn Place, Suite 3148
                                       Pittsburgh, PA  15259

                                       Citibank, N.A.                                           $95,561,000      19.11%
                                       3800 Citibank Center B3-15
                                       Tampa, FL  33610

                                       Deutsche Bank Trust Company Americas                     $45,000,000       9.00%
                                       648 Grassmere Park Road
                                       Nashville, TN  37211

                                       Harris Trust and Savings Bank                            $97,500,000      19.50%
                                       111 W. Monroe Street
                                       Mail Code 3404
                                       Chicago, IL  60603

                                       Merrill, Lynch, Pierce Fenner & Smith                    $55,973,000      11.19%
                                       Safekeeping
                                       4 Corporate Place
                                       Piscataway, NJ  08854

                                       State Street Bank and Trust Company                      $87,465,000      17.49%
                                       1776 Heritage Dr.
                                       Global Corporate Action Unit JAB 5NW
                                       No. Quincy, MA 02171

Class B                                The Bank of New York                                      $8,666,000      20.80%
                                       One Wall Street
                                       New York, NY  10286

                                       JPMorgan Chase Bank                                      $13,000,000      31.20%
                                       Proxy/Class Actions/Bankruptcy
                                       14201 Dallas Pkwy
                                       Dallas, TX  75254

Chase Credit Card Owner Trust          Name & Address of Participant                   Original Certificate     % Class
Series 2001-2                                                                             Principal Balance
                                       Mizuho Trust & Banking Co. (USA)                         $20,000,000      48.00%
                                       666 Fifth Avenue
                                       New York, NY  10103

Class C                                The Bank of New York                                     $14,000,000      26.13%
                                       One Wall Street
                                       New York, NY  10286

                                       Bank of Tokyo-Mitsubishi Trust Company                   $15,000,000      28.00%
                                       Trust Operations Dept. Plaza 3
                                       Jersey City, NJ  07311-1904

                                       JPMorgan Chase Bank                                      $23,572,000      44.00%
                                       Proxy/Class Actions/Bankruptcy
                                       14201 Dallas Pkwy
                                       Dallas, TX  75254

Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of Form
                  8-K

                  (a) Exhibits.

                           The following documents are filed as part of this
Annual Report on Form 10-K.

                  Exhibit Number:   Description:
                  ---------------   ------------
                  99.1              Annual Servicer's Certificate pursuant to
                                    Section 3.05 of the Agreement.

                  99.2              Management Report on Internal Controls.

                  99.3 Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

                  99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K.

                           The following reports were filed on Form 8-K during
the last quarter of 2002:

                  Date          Items Reported     Financial Statements
                  ----------    --------------     --------------------
                  10/01/2002    5, 7               Monthly report to Noteholders
                                                   dated 9/16/2002

                  10/22/2002    5, 7               Monthly report to Noteholders
                                                   dated 10/15/2002

                  11/15/2002    5, 7               Monthly report to Noteholders
                                                   dated 11/15/2002

                  12/17/2002    5, 7               Monthly report to Noteholders
                                                   dated 12/16/2002

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2003


                                        Chase Credit Card Owner Trust 2001-2

                                        by: Chase Manhattan Bank USA, National
                                        Association, as Servicer


                                        By: /s/ Patricia M. Garvey
                                           -------------------------------------
                                        Name:  Patricia M. Garvey
                                        Title: Vice President

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

                               INDEX TO EXHIBITS


Exhibit Number:   Description:
---------------   ------------

99.1              Annual Servicer's Certificate pursuant to Section 3.05 of the
                  Agreement.

99.2              Management Report on Internal Controls.

99.3 Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

99.4              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.